Form 10-K/A
period 1998-12-31
GS MORTGAGES SEC CORP II COM MORT PAS THR CERT SER 1998-C1
filed 1999-06-14
CIK 1071978

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


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 30, 1999


EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2  Servicer's Independent Accountants' Report on
Servicer's servicing activities




GMAC Commercial Mortgage Corporation 150 South Wacker Drive,
28th Floor Chicago, IL 60606 Tel. 312-845-8539 Fax 312-845-8617

Diane M. Norberg
Vice President
CMBS Compliance



GS Mortgage Securities Corporation II
Series 1998-Cl
Annual Statement as to Compliance
For the Period of October 30 through December 31,1998

Pursuant to the Section 3.14 of the Pooling and Servicing Agreement, I attest that:

i.  A review of the activities of GMAC Commercial Mortgage
ii.  Corporation as Master and Special Servicer during the period,
iii.  and of its performance under this Agreement, has been made
iv.  under my supervision.

I	To the best of my knowledge, based on such review, GMAC
Commercial Mortgage Corporation as Master and Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period.

iii.  That GMAC Commercial Mortgage Corporation as Master and
iv.  Special Servicer has maintained an effective internal control
v.  system over the servicing of mortgage loans.

iv.	GMAC Commercial Mortgage Corporation as Master and Special Servicer has
received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

BY: Diane M. Norberg Vice President GMAC Commercial
Mortgage Corporation

Date:




GS Mortgage Securities Corporation 11
Series 1998-Cl
Annual Statement as to Compliance
For Period of October 30 through December 31, 1998

Pursuant to section 3.14 of the Pooling and Servicing Agreement, I attest that:

A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(ii)	To the best of my knowledge, based on such review, GMAC
Commercial Mortgage as Special Servicer, has ftilfilled in all material respects its obligations under this Agreement throughout the period.

(iii)That GMAC Commercial Mortgage as Special Servicer has maintained an effective internal control system over the servicing of mortgage loans. However, during the period of October 30 through December 31, 1998, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iv)	GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.


BY:Aline Moulia

Vice President, GMAC Commercial Mortgage Corporation




PRICEWATERHOUSECOOPER

Report of Independent Accountants

February 24, 1999

To the Board-of Directors and Shareholder of GMAC Commercial
Holding Corp.

PricewaterhouseCoopers LLP 1177 Avenue 0(the Americas New York
NY 10036 Telephone (212) 596 8000 Facsimile (212) 596 8910


We have examined the accompanying management assertion, dated
February 24,1999, about GMAC Commercial Holding Corp.'s (the
"Company") compliance with its established minimum servicing standards CServicing Policy) as of and for the year ended
December 31, 1998. Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public
Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 1998 is fairly stated, in all material respects.